Form 10KSB
period 1996-09-30
MTX INTERNATIONAL INC
filed 1997-09-02
CIK 710197

FORM 10-KSB
                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended:  9/30/96

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    ---------------
     Commission file number:  0-10944

                             MTX INTERNATIONAL, INC.
                ------------------------------------------------
               (Exact name of registrant as specified in charter)

         Colorado                                         84-0729290
 ------------------------------                         -----------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)

7901 East Bellview Ave., Suite 50, Englewood, Colorado          80111
------------------------------------------------------        --------
      (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (303) 770-9840

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                   Yes  [X]      No [ ]

The aggregate market value of Registrant's voting $0.01 par value common stock held by non-affiliates, as of July 31,1996 was $306,104. The number of shares outstanding of registrant's only class of common stock, as of July 31, 1996, was 10,774,398 shares of its $.01 par value common stock. No documents are incorporated into the text by reference.

                                             Exhibit Index is located on Page 17

Transitional Small Business Disclosure Format  Yes [ ]    No [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     (a) General Development of Business. MTX International, Inc. (the "Company") was incorporated under the laws of Colorado on November 2, 1976. The Company is engaged in the design, development, marketing, sale and service of its own proprietary business application computer software and the sale and service of computer hardware systems. Formerly, the Company marketed its products primarily to construction contractors and provided them with management and technical consulting services.

     The Company completed a public offering of its securities in February 1983 by issuing 2,000,000 units, each unit ("Unit") consisting of one share of its $0.01 par value common stock and one warrant to purchase one share of its common stock, at an offering price of $1.00 per Unit. The net proceeds to the Company totaled $1,609,022 after deduction of underwriting commissions and expenses of the offering and were used primarily to cover operational and product development expenses. Warrants sold in the initial public offering and to the underwriter expired without being exercised.

     Prior to fiscal 1989, the Company's major focus was the sale of "turnkey" hardware/software systems to construction contractors. The hardware sold during this period was a proprietary system produced by Cubix Corporation which was not compatible with the more common DOS based systems produced by companies such as IBM and Compaq ("IBM compatible"). During fiscal 1989, the Company converted its software products to run in a DOS environment as a means of enhancing marketing capabilities for its software products. The Company also began the assembly of personal IBM compatible "clone" computers in order to appeal to a broader market base and reduce the costs of hardware previously included in system sales. In addition to the sales of systems to the construction industry, the Company believed that by offering IBM compatible hardware systems, it could be competitive in the sales of personal computers, including Local Area Networks, to industry segments other than construction. However, due to intense competition and the rapid reduction in sales prices and margins of computer hardware, the Company determined that it would substantially reduce sales efforts of low margin computer hardware.

     The Company believes that the computer industry is undergoing major changes in regard to the deployment of computer software applications. A change to Client/Server computing is in progress. This change includes the use of the Internet. Microsoft Corporation is one of the industry leaders in this transformation with its Windows operating environment. The Company determined in June 1992 to work with Microsoft products to develop a new accounting product in the Microsoft Windows environment. Microsoft invited the Company to announce The MTX Accounting SDK for Microsoft Access at Fall Comdex in November 1992 in conjunction with their official announcement of Microsoft Access. Access is a relational database management system and was used by the Company to develop its new products. Sales of the Accounting SDK product from December 15, 1992 to September 30, 1993 resulted in revenues of $144,875 and $271,387 during fiscal 1994. The product was renamed to MTX Accounting for Microsoft Office in 1994. Sales of the renamed product increased to $484,436 in fiscal 1995 and decreased to $337,227 in fiscal 1996. The success of the Accounting SDK and MTX Accounting combined with the growing relationship with Microsoft led the Company to believe that it should enter into a more formalized relationship. The Company became a Microsoft Solution Provider in March 1993 and a Microsoft Solution Provider Partner in July 1994.

     As a Microsoft Solution Provider Partner, the Company is determined to be a leader in implementing new software technologies. The Company continues to make a substantial investment in further development and marketing of the MTX Accounting products. The Company believes that the future of the industry lies in implementing the new technologies through the use of re-usable objects. The MTX Accounting products were designed to be used as the accounting basis for the development of customized solutions. Using The Windows platform, Microsoft Office and the MTX Accounting products, cost effective, customized solutions may be delivered to the end user. The MTX Accounting products are marketed to end users and to unaffiliated third parties consisting of software developers, corporate developers and consultants as a modifiable accounting application consisting of General Ledger, Accounts Payable, Accounts Receivable and Payroll modules. Inventory, Order Entry and Purchase Order modules were designed and developed during fiscal year 1995 then released during the Company's fiscal year 1996. Upon sale or resale of the MTX Accounting as all or part of an application, the company receives an end user runtime license fee of between $675 and $4,000 depending on the modules purchased. During fiscal 1995 the Company initiated a sales effort for licensing of its product under O.E.M. agreements. Under these agreements, developers of other software applications would include MTX Accounting in their product offerings.

     The Company began the conversion of the Accounting SDK to operate with a new version of Microsoft Access and the development of further enhancements to the product in January 1994. In May 1994, Microsoft announced a new Microsoft Office compatible program. The Company was accepted into the program and immediately began the modifications to the product, which were required to pass certification testing by an independent testing laboratory. The product was then renamed "MTX Accounting for Microsoft Office" and began shipping in September 1994. It was the first accounting system to be certified as Microsoft Office compatible. Currently, the product is one of approximately four other accounting applications which have been certified by Microsoft as Microsoft Office compatible.

     During fiscal 1996, the Company commenced development of a new version of MTX Accounting for Microsoft Office called MTX Enterprise Accounting. This new product is based upon Microsoft SQL Server, a larger more powerful database than Microsoft Access. The company believes this version may be of interest to larger organizations. The Company anticipates completing this new product during fiscal year 1997 and plans to apply for Microsoft BackOffice logo certification in order to assist in marketing the new product.

     (b) Financial Information About Industry Segments. During its last three fiscal years, the Company has been primarily engaged in the design, development, marketing, and sale of accounting software products.

     (c) Narrative Description of Business.

          (i) Principal Products Produced and Services Rendered. Computer Hardware and Software Operations

               Earlier Products. The Company's first software product was called CMS ("Construction Management System"). This product was sold by the Company to electrical, mechanical and heating, ventilation and air conditioning contractors. The Company no longer pursues business with this older DOS-based product since the market now seeks Windows-based systems. The Company plans to develop an OEM relationship with one or more future business partners in order to provide a Windows-based system for this market. In December 1992, the Company introduced the Accounting SDK (Software Development Kit) in conjunction with Microsoft Corporation's announcement of its new Microsoft Windows relational database management software product named Microsoft Access. Sales of this product under the name "Accounting SDK for Microsoft Access" (version 1.1) was discontinued in September 1994 upon release of the "MTX Accounting for Microsoft Office" (version 2.0).

               MTX Accounting for Microsoft Office. This product replaced the prior product "Accounting SDK for Microsoft Access" in September 1994. MTX Accounting for Microsoft Office complies with the design standards for the "look and feel" as implemented by Microsoft for their suite of Microsoft Office products which include Excel, Word, Powerpoint, Mail and Access. In addition, the MTX product integrates with the Microsoft Office products. This integration provides the capability for end users to automatically integrate data from the accounting application with Microsoft Office products for financial analysis including graphing, customized queries, reporting and presentations. Information may also be distributed via e-mail directly from MTX Accounting for Microsoft Office or from any of the Microsoft applications. MTX Accounting for Microsoft Office is the first accounting product certified by Microsoft as "Microsoft Office Compatible". Version 2.0 of this product was developed using Microsoft Access version 2.0, a 16-bit version of Access designed for compatibility with Microsoft Office 4.3. During calendar year 1995, Microsoft announced plans to launch a new 32- bit version of Microsoft Access called Microsoft Access 95 (to be compatible with Microsoft Office 95). The Company converted their Version 2.0 product and sold a limited number of systems that use Microsoft Access 95. In 1996, the Company learned that Microsoft planned to release another updated version of 32-bit Access, to be called Microsoft Access 97. When the Microsoft Access 97 and Microsoft Office 97 plans by Microsoft became known to the Company, the Company immediately ceased further development of an Access 95-based product. In fiscal 1997, the Company plans to update their Microsoft Access-based product line to utilize Microsoft Access 97 and to be compatible with Microsoft Office 1997. No sales of a Microsoft Access 97 version of MTX Accounting for Microsoft Office were made during fiscal year ending September 30, 1996.

           New Products. A new product called MTX Enterprise Accounting has been designed and is under development. This new product will use Microsoft SQL Server 6.5 as a database running on Microsoft Windows NT 4.0 in a client/server network architecture. This new product is designed to process a larger number of transactions than MTX Accounting for Microsoft Office and will provide the same basic accounting functionality as MTX Accounting for Microsoft Office. The Company plans to explore opportunities to extend MTX Enterprise Accounting further so that alternative versions can be developed for Oracle, Informix, Sybase and IBM client/server databases. No sales of this new product were made during fiscal year 1996 ending September 30, 1996.

               Direct Hardware Sales. During the fiscal years ended September 30, 1992, 1993, 1994, 1995, and 1996 the Company had sales of computer hardware and software of $321,215 (47.67% of gross revenue), $549,380 (59.32% of gross revenues), $652,103 (62.8%), $595,494 (59%) and $454,554 (50.3%) respectively.
The Company has substantially reduced its marketing efforts for hardware sales; therefore, the majority of sales in 1995 and 1996 resulted from the sale of software.

               Support Services. The Company provides hardware and software support services directly to the end user. Hardware support services primarily consist of replacement of defective hardware modules for older CMS customers. This method of hardware support does not require skilled electronics technicians on-site and may be performed by the customer after the Company has determined a module to be defective and has shipped the same overnight.

Software support consists of telephone consultations and periodic updates to the various software modules on an as-needed basis. Due to the design of the software, which in most instances allows customers to adapt the package to their individual needs without software modifications, the Company can provide periodic updates with only minimal personal contact.

Historically, support services were provided to the user through one-year renewable hardware support contracts and either one year or monthly renewable software support contracts. During the fiscal years ended September 30, 1992, 1993, 1994, 1995 and 1996 the Company had gross revenues from providing support and consulting services of $342,644 (50.85% of gross revenues), $362,322 (39.12% of gross revenue), $385,580 (37.1%), $404,945 (40.12%) and $447,726 (49.5%)
respectively. The Company briefly tested an incident-based support plan for new users during fiscal year 1996 then determined that the Company would use a conventional 12-month plan. Support services are billed at the time a new software license is sold, then recognized as revenue over a 12- month period.

               Marketing; Distribution. The Company has not committed any significant marketing efforts to the sale of earlier products that have been discontinued.

     With the release of the MTX Accounting for Microsoft Office product, the Company re-focused its advertising efforts to include end users. The Company has also restructured its dealer program to require "Certified Dealers" to attend training classes which include both technical and marketing segments. At September 30, 1996, the Company had approximately 85 domestic dealers, seven international dealers and one international distributor.

          (ii) Status of New Products or Industry Segments. In calendar year 1992, the Company developed versions of its software products that would permit them to run under Microsoft Windows. Management had determined that compatibility with "Windows" could enhance the marketing potential of its existing product line. The basic conversion to Windows was completed in December 1992. The Company received its Microsoft Office Compatible certification for the MTX Accounting for Microsoft Office product in early September 1994; and began shipping the product at the end of September 1994. During fiscal 1996, the Company completed the development of Sales Order, Purchase Order and Inventory Control modules for the Microsoft Access 2.0 version of their systems, and commenced development of a new version of MTX Accounting for Microsoft Office called MTX Enterprise Accounting. This new client/server product operates on Microsoft Windows 95 personal computers and Microsoft Windows NT servers; is based upon Microsoft Access 97 and Microsoft SQL Server 6.5, and integrates with Microsoft Office 97. The Company will continue enhancements to new products based on technological changes and on developer and user requests.

          (iii) Sources and Availability of Raw Materials; Supplies. The computer software sold by the Company runs in Microsoft Windows environment, which is the industry standard for most business applications. The Company's new products operate in the Microsoft Windows 95 and Microsoft Windows NT environments, which have become industry standard operating environments for the desktop and servers.

          (iv) Patents, Trademarks, Licenses, Franchises and Concessions. The Company currently has no patents for any of its products, and does not believe that any of its current products are patentable. However, the Company attempts to secure copyright protection for its computer software products by placing appropriate language on its products, and has entered into non- disclosure agreements with its employees concerning these products. In addition, the Company has obtained trademark registration for the name "MTX" which it uses on its computer systems and software. This trademark registration will remain in force for 20 years, commencing November 5, 1985, unless sooner terminated.

          (v) Working Capital Items. The Company does not maintain large amounts of inventory but keeps a supply of modular hardware replacements on hand, primarily as replacement equipment in connection with its support services. The size of this replacement inventory is directly related to the volume of the Company's maintenance services. Because the Company requires most new customers to pay C.O.D., the Company does not maintain large accounts receivable balances. The Company does grant credit terms on maintenance contracts and supply sales, but does not anticipate any significant cash flow problems resulting therefrom. In accordance with the Company's accounting policy for inventories, the inventory value of repair parts for older computer equipment, which are still covered by maintenance contracts, has been completely written down.

          (vi) Major Customers. During the fiscal years ended September 30, 1994, 1995 and 1996 respectively, the Company was not dependent upon a single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on its business.

          (vii) Backlog. At September 30, 1994, 1995 and 1996, the Company had no backlog of unfilled orders for its systems.

          (viii) Renegotiation or Termination of Government Contracts. As of July 31, 1997, no company products or service required government approval of licensing. Further, no material portion of the Company's business is subject to government regulation.

          (ix) Competitive Conditions. The market for computer software and hardware products is highly competitive. Many companies having an established reputation in the computer industry have far greater financing, technology, operating resources and personnel than the Company. At the present time, the Company's competitive position in terms of market share in the overall market is insignificant. However, the market is highly fragmented. The Company believes there may be as many as 100 companies with products that compete directly with the Company's products. The Company believes that each of those companies has a small customer base and no one company holds a controlling share of the market.

The computer software/hardware industry is also characterized by rapid technological advances. The Company would be adversely affected if its competitors introduced technologically superior products. The Company believes that the computer industry will continue to make significant technological advances and, as a result, the Company expects to continue to incur research and development expenses in order to make its present and future software compatible with such new hardware products and operating platforms.

          (x) Research and Development. The Company operates in an industry which is subject to rapid changes in technology, and therefore the Company's ability to compete and operate successfully depends upon its ability to react to such changes. This situation necessitates that the Company continue to devote resources to software enhancement, specifically, to keeping its software current with technological advances. As of September 30, 1996 the Company employed one person who devoted a substantial part of their time to software enhancement activities and also used the services of independent software contractors. As of July 31, 1997, the Company had one full-time employee and several occasional part-time software contractors devoted to software enhancement for the Company. In addition, the Company's president spends a portion of his time working on the design and development of new products, and the evaluation of new software technology from Microsoft and others.

     During the fiscal years ended September 30, 1992, 1993, 1994, 1995 and 1996, the Company expended $30,881, $76,081, $60,039 $61,749 and 85,623;
respectively, on software enhancement and development activities which have been capitalized. During this same period, the company expended $12,490, $10,772, $1,455, $37,137 and $47,201 respectively, on research and development activities which have been expensed.

          (xi) Environmental Laws. The Company's business, capital expenditures, earnings and competitive position are not materially affected by compliance with Federal, State or local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, and the Company does not anticipate any material capital expenditures for compliance with environmental laws in the future.

          (xii) Employees. As of September 30, 1996, the Company employed 10 persons full time. As of July 31, 1997 the Company employs 10 full time employees and a variable number of independent software contractors.

ITEM 2.   DESCRIPTION OF PROPERTIES.

The Company owns no real property and leases all of its facilities. The Company's principal offices are located at 7901 East Bellview Avenue, Suite 50, Englewood, Colorado. The Company leases 3294 square feet, at a base rental of $22,644 per annum pursuant to a written lease from an unaffiliated entity which commenced on September 1, 1996 and will terminate on August 31, 1999.

ITEM 3.  LEGAL PROCEEDINGS.

There is no material pending or threatened legal proceedings to which the Company is a party or of which any of its properties is subject, and no such proceedings are known to the Company to be contemplated by governmental authorities.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended September 30, 1996, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market Information. There is no established trading market for the Company's stock. The Company's common stock may, from time to time, be traded through the Company's market maker, Mercer, Bokert, Buckman & Reid, Inc. at 75
W. Front Street, Red Bank, NJ 07701.

     The following table sets forth the range of high and low bid quotations for the Company's common stock for each quarter of the last two fiscal years as estimated from data available to the public by Telescan, Inc. and Edgar On-Line. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

                  Quarter Ended             Low Bid            High Bid

                     12/31/94                $0.14               $0.24
                      3/31/95                $0.12               $0.20
                      6/30/95                $0.09               $0.16
                      9/30/95                $0.09               $0.13

                     12/31/95                $0.13               $0.18
                      3/31/96                $0.13               $0.18
                      6/30/96                $0.15               $0.20
                      9/30/96                $0.13               $0.18

     Holders. The approximate number of holders of record of the Company's $.01 par value common stock, as of September 30, 1996, was 572.

     Dividends. Holders of the Company's common stock are entitled to receive such dividends as may be declared by its Board of Directors. No dividends on the Company's common stock have ever been paid, and the Company does not anticipate that dividends will be paid on its common stock in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Trends and Uncertainties. Management has tried to structure the Company so that it can adjust to the trends and uncertainties in software development and sales and services industry. The Company has tried to eliminate the major variables of interest rates and operating expense. However, as the Company has little or no control over the demand for its services, inflation and changing prices could have a material effect on the future profitability of the Company. The Company's lease for office space expires on August 31, 1999. It is probable the Company will be unable renegotiate a new lease at the current rate. The Company will attempt to negotiate a new lease with the current landlord or will negotiate a new lease for other space with a different landlord. The company's software technology and products are greatly affected by various new products produced by Microsoft. During the fall of 1995, Microsoft released Microsoft Windows 95, and shortly after that, Microsoft Access 95 and Microsoft Office 95. Then, in late summer 1996, Microsoft announced plans to release Microsoft Access 97 and Microsoft Office 97 in early 1997. It has become apparent that Microsoft intends to revise their products frequently. There is no assurance the Company can revise and update their current or future products to keep pace with the rate of new product introductions from Microsoft.

Financial Condition and Changes in Financial Condition. For the year ended September 30, 1996, the Company experienced a net loss from operating activities of $118,714 compared to a loss of $125,465 for the same period in 1995; and a gain of $44,043 for the same period in 1994. Net cash at September 30, 1996 decreased to $26,732 from $60,491 at September 30, 1995. This decrease is due primarily to the net loss from operating activities. Depreciation and amortization expenses remained relatively unchanged for these periods. Accounts receivable increased from $84,562 at September 30, 1995 to $86,775 at September

30, 1996. Inventories and other assets remained relatively equal for those periods. An employee receivable, which reflects draws against commissions, decreased from $11,957 in 1994 to $8,052 in 1995 and $1,270 at September 30, 1996. For the fiscal year ended September 30, 1995, the Company experienced an increase in accounts payable of $61,734, an increase in accrued liabilities of $37,103 and a decrease in deferred revenue of $11,310. The decrease in deferred revenue is due to a decrease in support services sold with the sale of new software licenses. The Company experienced a positive cash flow of $55,984 for the year ended September 30, 1996 as compared to positive cash flow of $82,268 for the year ended September 30, 1995 as a result of operating activities.

For the year ended September 30, 1996, the Company experienced a decrease in cash flow from investing activities of $86,344 due to the purchase and development of computer software.

The Company experienced an increase in cash flows from financing activities of $3,399 primarily due to repayment of officer loans. At September 30, 1996, the Company had made no material commitments for capital expenditures.

Results of Operations: Comparison of fiscal 1996 and 1995. The Company's sales revenues decreased from $595,493 in fiscal 1995 to $454,554 in fiscal 1996. This decrease was primarily a result of a decrease in the sales of MTX Accounting for Microsoft Office to dealers and end users.

Service and consulting revenues increased from $404,945 in fiscal 1995 to $447,726 in fiscal 1996.

Miscellaneous revenues decreased from $8,799 in fiscal 1995 to $2,125 in fiscal 1996. This decrease is primarily a result of reduced shipping revenue associated with the sales of new software.

Cost of sales, service and consulting decreased from $175,725, or 18% of sales, in fiscal 1995 to $112,027, or 12% of sales, in fiscal 1996. This decrease was primarily the result of the increase in sales of higher margin software products and a decrease in sales of lower margin hardware products.

Marketing expenses decreased $129,684, or 26%, during fiscal 1996. These expenses decreased from $503,129 in fiscal 1995 to $373,445 in fiscal 1996 due to reduced sales promotions, reduced staffing, and reduced marketing supplies and postage.

General and administrative expenses increased $59,173, or 16%, during fiscal 1996. These expenses increased from $371,178 in fiscal 1995 to $430,351 in fiscal 1996. This increase is primarily a result of the full-year affect of salaries and benefits for new management added in the prior fiscal year.

Depreciation and amortization expenses remained relatively unchanged.

Research and development expenses increased from $37,137 in 1995 to $47,201 in 1996. The increase in these expenses is a result of new product development.

Earnings increased from a loss of $125,465 in fiscal 1995 to a loss of $119,871 in fiscal 1996. This loss is primarily due to a decline in the sales of new software licenses.

Results of Operations: Comparison of fiscal 1995 and 1994. The Company's sales revenues decreased from $652,103 in fiscal 1994 to $595,494 in fiscal 1995. This decrease was primarily a result of a decrease in low margin Hardware sales from 1994 to 1995. Hardware sales decreased $206,450, or 70%, from $295,105 in 1994 to $88,655 in 1995. Software sales of the Company's Microsoft Windows based products increased $213,049, or 79%, from $271,387 in 1994 to $484,436 in 1995.

Service and consulting revenues increased slightly from $385,580 in fiscal 1994 to $404,945 in fiscal 1995.

Miscellaneous revenues increased from $673 in fiscal 1994 to $8,799 in fiscal 1995. This increase is primarily a result of billings for shipping charges associated with the Company's new products.

Cost of sales, service and consulting decreased from $338,503, or 33%, of sales in fiscal 1994 to $175,725, or 18%, of sales in fiscal 1995. This decrease was primarily the result of the increase in sales of higher margin software products and a decrease in sales of lower margin hardware products.

Marketing expenses increased $151,654, or 43%, during fiscal 1995. These expenses increased from $351,475 in fiscal 1994 to $503,129 in fiscal 1995 due to the marketing efforts associated with the Company's new Microsoft Windows compatible products.

General and administrative expenses increased $107,981, or 41%, during fiscal 1995. These expenses increased from $263,196 in fiscal 1994 to $371,178 in fiscal 1995. This increase is primarily a result of the addition of new management personnel, which are required for the further development of the Company's new line of Microsoft Windows compatible software products.

Depreciation and amortization expenses remained relatively unchanged.

Research and development expenses increased from $1,455 in 1994 to $37,137 in 1995. The increase in these expenses is a result of new product development.

Earnings decreased from $41,003 in fiscal 1994 to a loss of $125,465 in fiscal 1995. This decrease is primarily a result of the costs associated with the restructuring of the Company to a Microsoft Solution Provider and Microsoft Certified Developer and to increased marketing expenses associated with the Company's new products.

ITEM 7.  FINANCIAL STATEMENTS

Financial Statements. The response to this item is being submitted as a separate section of this report beginning on page F-l.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Neither during the two fiscal years ending September 30, 1996 or September 30, 1995, nor in any subsequent period, did the Company file a Form 8-K with the Securities and Exchange Commission reporting a change of accountants involving a disagreement of any matter of accounting principles or practices of financial statement disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers of the CompanyThe following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

Name                  Age       Position                    Since

Gerald J. Novreske    58        CEO and Director            November 1976

A.W. Blair            57        President and Director      April 1995

Dale R. Hunzelman     65        Treasurer and Director      March 1979
                                Secretary                   June 25, 1991

Jerry R. Brookhart    56        Director                    October 1979

The Company's directors hold office until the next annual meeting of the Company's shareholders. There is no arrangement or understanding between any director or nominee for director of the Company and any other person or persons pursuant to which such director was or is to be selected as a director or nominee for director.

Identification of Certain Significant Employees. The Company does not employ any person, other than the above-named executive officers, who make or are expected
to  make  significant   contributions  to  the  business  of  the  Company.

Family Relationship. There are no family relationships between any director or executive officer or person nominated or chosen by the Company to become a director or executive officer.

Business Experience. The following is a brief account of the business experience during at least the past five years of the directors and executive officers, indicating their principal occupations and employment during that period, and the names and principal businesses of the organizations in which such occupations and employment were carried out.

     Gerald J. Novreske. Mr. Novreske was the President and a Director of the Company from its inception on November 2, 1976 to December 31, 1996. Mr. Novreske is no longer an executive officer or director of the Company (see below). From 1973 to 1975, Mr. Novreske was a vice- president of Apollo Electric Co., Inc., Denver, Colorado, with administrative and engineering responsibilities. From 1971 to 1973, Mr. Novreske was the president of I.V. Company, Peru, Illinois, a mechanical/electrical contracting company. From 1969 to 1971, Mr. Novreske was a vice-president of Zaborac Electric, Inc., East Peoria, Illinois, with responsibilities for sales, administration and data processing.

     A.W. Blair. Mr. Blair has been President and Chief Operating Officer and a Director of the Company since April 1, 1995. From 1990 to 1995 he served as Vice President of Enterprise Computing Services for Semiotix, Inc., a Colorado-based client/server software consulting and training firm. From 1985 to 1989 Mr. Blair served as Executive Vice President for the largest operating division of Kayser-Roth Apparel in New York City. In this position he was responsible for $50 million in annual sales from 17 domestic and international manufacturing plants. Previously, as Vice President of Administration on the corporate staff, he supervised all HR, MIS and administrative services spanning 10 different operating companies comprising $350 million in annual sales from 83 manufacturing plants and 23 distribution centers. Prior to 1985 Mr. Blair served in various senior operating management and MIS positions with The J.R.Simplot Company, Bayly Corporation and The Great Western Sugar Company. Mr. Blair is a Certified Microsoft Product Specialist and holds an MBA Degree from the University of Oklahoma City (1966) and a B.A. in Mathematics from the University of Colorado (1962). He served as a Captain in the Air Force during the Vietnam War and was awarded the AF Commendation Medal for computerized numerical control manufacturing.

     Dale R. Hunzelman. Mr. Hunzelman has been Treasurer of the Company since October 20, 1979, a director of the Company since March 5, 1979 and served as the Secretary of the Company from October 20, 1979 until resigning from that position effective February 2, 1987 and then again since June 25, 1991 to January 23, 1997. Mr. Hunzelman is no longer an executive officer or director of the Company (see below). From April 1982 to March 1986, he was a full-time employee of the Company. Since March 1986, Mr. Hunzelman has been controller of R/W Specialties, Commerce City, Colorado, a distributor of construction products. From l964 to February of 1982, Mr. Hunzelman was a director, officer and co-founder of Dalby & Associates, Denver, Colorado, a public accounting firm and data processing service bureau.

     Jerry R. Brookhart. Mr. Brookhart has been a Director of the Company since October 20, 1979. Mr. Brookhart is no longer an executive officer or director of the Company (see below). In 1994 Mr. Brookhart co-founded Image Signs, Inc. with his son. Image Signs is a full service sign designer and manufacturer located in Denver, Colorado. From 1990 to 1994 Mr. Brookhart was Director of Channel Management for Valisys, a provider of CIM integration software for the large scale manufacturing environment. From 1985 to 1990, he was Regional Sales Manager for Cadam, Inc., Golden, Colorado, a division of Lockheed which markets CAD software. From 1982 to 1985, he was Manager, Third Party Sales, for Precision Visual, Inc., Boulder, Colorado. Prior thereto, he was Senior Account Manager for Tektronix Corp., Denver, Colorado during 1981. From 1980 to 1981, he was Senior Account Manager for Auto-Trol Technology Corporation, Denver, Colorado. In 1979, he was Marketing Director of Solar Industries, Inc., Denver, Colorado. From 1977 to 1979, Mr. Brookhart was General System Division Regional Special Systems Unit Manager for IBM, with responsibility for marketing and technical support covering five states for the IBM Series/1 mini-computer. From 1974 to 1977, he was Data Processing Division Marketing Manager for IBM with responsibility for System 370 marketing to large manufacturing and process companies. He was also an IBM Systems Engineering Manager during 1974, and a Headquarters Staff Senior Industry Marketing Representative for the process industry from 1972 to 1974. From 1963 to 1972, he held various other positions with IBM, including Advisory Marketing Representative, Account Representative and Systems Engineer. Mr. Brookhart received a Bachelor of Science Degree in agricultural science from the University of Illinois in 1963, and has completed advanced business courses at the University of Chicago.

Changes in Management. Subsequent To September 30, 1996. Subsequent to September 30, 1996 and prior to filing this Annual Report, all of the above directors (except for A. W. Blair) resigned for various personal reasons. Gerald J. Novreske resigned as chief executive officer effective December 31, 1996 and agreed to provide consulting services to the Company at the rate of $4,100 per month from January 1, 1997 through March 31, 1998. He subsequently resigned his position on the Board of Directors effective March 31, 1997. A. W. Blair was appointed to the position of chief executive officer effective January 2, 1997, replacing Mr. Novreske. Dale R. Hunzelman resigned as Secretary/Treasurer and as a member of the Board of Directors effective January 23, 1997. Jerry R. Brookhart subsequently advised the Company that he had relocated from Colorado and resigned his position as a member of the Board of Directors of the Company effective April 15, 1997.

Mr. Blair appointed an interim board of directors to replace the previous board and filed a Form 8-K reporting such events on April 15, 1997. On July 2, 1997 the new board appointed Thomas O. Lawson as Vice President of Sales and Marketing of the Company. The following table sets forth the names and ages of all officers and directors of the Company as of July 2, 1997.

Name                      Age      Position                          Since

A. W. Blair                57      President and CEO                 April 1995
                                   Director

Kevin J. Cox               40      Director                          April 1997

J. David Higgins *         55      Director                          April 1997

Gary W. Williams           47      Controller and Director           April 1997
                                   Secretary

Thomas O. Lawson           47      Vice President of Sales and       July 1997
                                   Marketing

* Mr. Higgins resigned as a director effective August 5, 1997.

Business Experience of New Management. The following is a brief account of the business experience during at least the past five years of the new directors and executive officers, indicating their principal occupations and employment during that period, and the names and principal businesses of the organizations in which such occupations and employment were carried out.

     Kevin J. Cox. Mr. Cox is the President and Founder of Computer Peritia; a Colorado-based corporation formed February 1995 to specialize in consulting, training, and software development activities. From 1988 to 1995, Mr. Cox was employed as a Client/Server Architect, Senior Software Engineer, and Trainer by Semiotix, Inc., a Microsoft Solution Provider specializing in training, consulting and client/server application development. Mr. Cox has over 17 years of experience in the computer industry and is a noted national expert in Microsoft SQL Server relational database technology and Microsoft Windows NT. He speaks nationally at various technical conferences and is the author of The Administrators Guide to Microsoft SQL Server 6.5. The Company has retained the services of Mr. Cox to focus on the Company's MTX Enterprise Accounting system. Mr. Cox has earned numerous Microsoft Professional and Training certifications. He is also a certified PowerBuilder developer and instructor. He has an MBA from the University of Denver, and a B.S. Degree from Arizona State University.

     J. David Higgins. Mr. Higgins is the President and Founder of Telsoft Corporation. Founded in 1989, Telsoft is a communications and marketing company established for low cost distribution of software via telephone, computer and video technology on the Internet. Prior to founding Telsoft, Mr. Higgins founded and/or worked for several venture capital funded high tech start-ups and marketing services firms. From 1969 to 1980 Mr. Higgins served in senior level sales and marketing positions of increasing responsibility for Digital Equipment Corporation. Mr. Higgins holds an MBA Degree from Pepperdine University and a B.S. Degree from Utah State University. Mr. Higgins is no longer a director of the Company (see above).

     Gary W. Williams. Mr. Williams is a Certified Public Accountant. Mr. Williams joined the Company in February 1997 as Controller. Prior to joining the Company, Mr. Williams worked from 1987 to 1997 as an independent CPA. Prior to that period, from 1986 to 1987 he worked as an accountant for Reliance Equities, a mortgage company in Denver, Colorado. From 1983 to 1986 he worked as an auditor for Wolf & Company/Cordle & Co. From 1981 to 1983 he worked as an independent CPA in Grand Junction, Colorado. From 1978 to 1981 he worked as a Senior Accountant for the John M. Hanson & Company in Denver, Colorado. Mr. Williams is a graduate of the University of Northern Colorado with a B.S.B.A. in Accounting.

     Thomas O. Lawson. Mr. Lawson was appointed Vice President of Sales & Marketing of the Company in July 1997. Prior to joining the Company, from 1985 to 1997 Mr. Lawson served as Sales Manager for Business Management Systems Inc., a privately held accounting software firm with sales nationwide. Prior to that time he worked in management, financial, and business development positions for Ideal Basic Industries, Beechcraft, Cessna Aircraft, and the State of Kentucky. Mr. Lawson served as a Missile Launch Officer in the Air Force from 1971-1975.
He has an M.B.A. in Finance from the University of North Dakota, and a B.S. Degree in Marketing from Western Kentucky University.

Directorships. No director or nominee for director holds a directorship in any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

ITEM 10.  EXECUTIVE  COMPENSATION

During fiscal 1996, and as of the date of filing this Annual Report, no compensation has been paid, nor have there been compensation arrangements or plans, other than what has been indicated below.

Cash Compensation. The following table sets forth all cash compensation paid to each of the Company's five most highly compensated executive officers whose cash compensation exceed $60,000 and to all executive officers of the Company as a group, for services in all capacities to the Company during the fiscal year ended September 30, 1996:

Name of Individual                 Capacities             Cash
or Number in Group                 In Which Served        Compensation

Gerald J. Novreske                 CEO                    $96,085 (1)

A. W. Blair                        President and COO      $100,417

All Executive Officers as          All Capacities         $196,502
a Group (2 Persons)

(1)  Reflects auto expense compensation of $8,733.

Compensation Pursuant to Plans. The Company has no plan pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the individuals and group described above, except as follows:

     Gerald J. Novreske, the Company's CEO, in April, 1995, entered into a written employment agreement with the Company for a three year term, at a yearly salary of $96,000, plus a bonus of 6% of the Company's yearly net profit before taxes. In addition to his salary Mr. Novreske is entitled to the use of an automobile, 80% of the cost of which is borne by the Company. He may also receive such other bonuses as the Board of Directors determines to award in its sole discretion. Mr. Novreske is no longer an executive officer or director of the Company (see Item 9 above).

     A. W. Blair, The Company's President and COO, in April 1995, entered into a written employment agreement with the Company for a three-year term, at a yearly salary of $85,000. In addition to his basic salary, Mr.. Blair will receive a commission based on performance and will be determined by multiplying 20% times the gross profit contribution from increased revenues resulting from consulting and related new business of the Corporation before taxes. Minimum guaranteed commissions shall be $30,000 in year one of the agreement, $20,000 in year two of the agreement and $10,000 in year three of the agreement. The commissions in any year may not exceed 100% the base salary for that year.

Change in Compensation for The Company's President. Subsequent to September 30, 1996 and prior to the date of this filing, the employment agreement of the Company's president was modified on January 2, 1997 to also appoint Mr. Blair to the position of chief executive officer and to increase the base salary to $105,000. However, only 50% ($52,500 per year) will be paid until such time as the Company has reported profitable quarterly operating results, or a change in control of the Company occurs. At either such time the salary will be restored to $105,000. In addition, a performance incentive of 8% of annual pre-tax operating income will be paid to Mr. Blair in lieu of the previously described 20% consulting commission.

Stock Option and Stock Appreciation Right Plan On February 2, 1987, the Company adopted the 1987 Stock Option Plan ("1987 ISOP") which provides for granting to the Company's officers and employees options to acquire up to 3,000,000 shares of the Company's common stock. The shares issuable under the 1987 ISOP were at a price to be determined by the stock option committee (the "Committee"), but not less than the fair market value of the stock on the date of grant, except that a holder of 10% or more of the Company's stock must have paid 110% of the fair market value. The exercise dates of the options are determined by the Committee, not to exceed 10 years; for a holder of 10% or more of the Company's common stock, the exercise date could not exceed five years.

The plan expired February 2, 1997. No executive officer or director holds any options pursuant to the 1987 ISOP.

Compensation of Directors. Directors of the Company who are not employees of the Company may receive a fee of $250 per meeting for their attendance at meetings of the Company's Board of Directors, and are entitled to reimbursement for reasonable travel expenses.

Termination of Employment and Change of Control Arrangement. Except as noted in the next paragraph, the Company has no compensatory plan or arrangements, including payments to be received from the Company, with respect to any individual named in this Item, for the latest or the next preceding fiscal year, which plan or arrangement may result or will result from the resignation, retirement or any other termination of such individual's employment with the Company, or from a change in control of the Company or a change in the individual's responsibilities following a change in control.

Pursuant to the terms of Mr. Novreske's employment agreement, in the event his employment was terminated by the Company without cause, he was entitled to the full amount of the compensation for the remainder of the term of the contract, however, in no event shall the amount of compensation to be less than 50% of the total value of the agreement for all three years. In the event Mr. Novreske became totally disabled during the term of his employment agreement, 60% of his salary was to be continued for the remaining term of the agreement or for the period of time for which he remains totally disabled, whichever was shorter. If he was unable to perform services by reason of illness or physical injury, not amounting to a disability, his salary shall continue to be paid in full.

As noted previously, Mr. Novreske resigned effective December 31, 1996.

As noted above, on January 2, 1997, Mr. Blair's employment agreement was modified to state that in the event his employment is terminated by the Company without cause, he will be entitled to the full amount of the compensation for the remainder of the term of the contract, however, in no event shall the amount of compensation be less than 50% of the total value of the agreement for all three years. In the event Mr. Blair becomes totally disabled during the term of his employment agreement, 60% of his salary will be continued for the remaining term of the agreement or for the period of time for which he remains totally disabled, whichever is shorter. If he is unable to perform services by reason of illness or physical injury, not amounting to a disability, his salary shall continue to be paid in full. (See above for additional terms of Mr. Blair's employment agreement).

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of September 30, 1996, the following persons were officers or directors of the Company or were known by the Company to own or control beneficially more than five percent of the Company's common stock.

                                 Amount and Nature        Percent
Name and Address of                 Beneficial              of
Beneficial Owner                   Ownership(1)           Class(2)

Gerald J. Novreske                 1,572,501(3)             14.6%
7575 Berkshire Ct.
Castle Rock, CO 80104

A.W. Blair                         1,500,000                13.9%
7901 East Belleview Ave
Suite 50
Englewood, CO 80111

Cubix Corporation f/k/a            1,309,770                12.2%
L/F Technologies
Incorporated
2800 Lockheed Way
Carson City, NV  89701

Dale R. Hunzelman                    449,823(4)              4.2%
3028 Isabell Court
Golden, CO 80401

Jerry R. Brookhart                   175,440(5)              1.6%
21 Vista Drive
La Selva Beach, CA 95076

All Officers and Directors
as a Group (4 Persons)             3,697,764(3)(4)(5)       34.3%

(1) Unless otherwise indicated, the named individuals have sole voting power regarding indicated shares.

(2) Based on 10,774,398 shares of common stock outstanding as of September 30, 1996, except that any securities not outstanding which are subject to presently exercisable options or exercisable within 90 days from September 30, 1996 are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

(3) Includes 1,407,120 shares owned by Mr. Novreske, and 155,381 shares owned by Susan R. Novreske, Mr. Novreske's wife, of which Mr. Novreske disclaims beneficial ownership pursuant to Rule 13d-4 under the Securities Exchange Act of 1934, and 10,000 shares subject to stock options owned by Mr. Novreske which were exercisable until January, 2000.

(4) Includes 329,823 shares owned by Mr. Hunzelman, 10,000 shares held jointly with Mr. Hunzelman's wife; and 110,000 shares subject to stock options which were exercisable until January, 2000.

(5) Includes 65,440 shares owned by Mr. Brookhart and 110,000 shares subject to stock options, which were exercisable until January 2000.

Changes in Control There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company. However, as the result of a private agreement dated January 2, 1997, G.J. Novreske granted A.W. Blair a first right of refusal on the sale of all MTX stock owned by Mr. Novreske (1,407,120 shares) providing Mr. Blair remains employed by the Company. The first right of refusal must be exercised within 14 days of any bonafied offer. There is no expiration date on the first right of refusal granted to Mr. Blair by Mr. Novreske.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED  TRANSACTIONS

During June 1991, at the request of a bank, a then existing loan was discounted to the Company's president. The balance at June 27, 1991 amounting to $55,010 was repaid by the officer for $30,000 in cash and a $10,000 promissory note. The Company recorded no gain or loss from the transaction and has continued carrying the liability at its historical amount. The debt, which accrues interest at 12% per annum, had a balance of $4,399 and $23,138 respectively as of September 30, 1995 and 1994. In addition, during 1993 this officer advanced the Company $1,175 which was added to the loan. The Company paid the officer $8,000 during the year ended September 30, 1994 of which $3,040 is attributed to interest. During 1995 the Company paid the officer $20,196 including interest of $1,457. The remaining debt of $4,399 was repaid by the Company during 1996.

There were no other transactions or series of transactions for the fiscal 1996 year, to which the Company is a party, in which the amount exceeds $60,000 and in which to the knowledge of the Company any director, executive officer, nominee, five percent shareholder or any member of the immediate family of any of the foregoing persons, have or will have a direct or indirect material interest.

Indebtedness of Management. No director or executive officer of the Company, nominee for election as a director, any member of the immediate family of such persons, the corporation or organization (other than the Company) of which any of such persons is an executive officer or partner or is, directly or indirectly, the beneficial owner of 10% or more of any class of equity securities, or any trust or other estate in which any of such persons has a substantial beneficial interest or as to which such person serves as a trustee or in a similar capacity, has been indebted to the Company at any time since the beginning of the Company's last fiscal year in an amount in excess of $60,000.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Financial Statements and Schedules

     The following financial statements and schedules are filed as part of this report:

     Report of Independent Public Auditors ..................................F-1
     Balance Sheets..........................................................F-2
     Statement of Operations.................................................F-3
     Statement of Cash Flows.................................................F-4
     Statement of Stockholders' Equity ......................................F-5
     Notes to Financial Statements .......................................F-6-10

     Schedules Omitted: All schedules other than those shown have been omitted because they are not applicable, not required, or the required information is shown in the financial statements or notes thereto.

     (b) List of Exhibits The following exhibits are incorporated by reference or filed with this report:

     (3.0)  Restated   Articles  of  Incorporation   and  Bylaws,   as  amended,
incorporated by reference to Annual Report on Form 10-K for fiscal year ended September 30, 1986.

     (4.1) Form of Warrant Agreement between the Company and American Stock Transfer, Inc., incorporated by reference to Annual Report on Form 10-K for fiscal year ended September 30, 1986.

     (4.2) Form of Stock Purchase Warrant, incorporated by reference to Annual Report on Form 10-K for fiscal year ended September 30, 1986.

     No exhibit ever filed under 10.1

     (10.2) Lease Agreement, as amended, with Inverness Associates, incorporated by reference to Annual Report on Form 10-K for fiscal year ended September 30, 1986.

     (10.3) Employment Agreement with Gerald J. Novreske, effective October 1, 1985 and terminated September 30, 1988, incorporated by reference to Annual Report on Form l0-K for fiscal year ended September 30, 1986.

     (10.4) Employment Agreement with Dale R. Hunzelman, effective October 1, 1985 and terminated September 30, 1988, incorporated by reference to Annual Report on Form 10-K for fiscal year ended September 30, 1986.

     (10.5) Incentive Stock Option Plan, adopted October 11, 1982, incorporated by reference to Annual Report on Form 10-K for fiscal year ended September 30, 1986.

     No exhibit ever filed under 10.6

     (10.7)   Trademark   Registration   of  "MTX,"  dated   November  5,  1985,
incorporated by reference to Annual Report on Form 10-K for fiscal year ended September 30, 1986.

     (10.8) Amendment Number One to Office Lease Agreement (amendment of agreement referred to in Exhibit 10.2), dated March 17, 1986, incorporated by reference to Annual Report on Form 10-K for fiscal year ended September 30, 1986.

     (10.9) Office Lease Agreement with Inverness Ventures, effective September 1, 1986 incorporated by reference to Annual Report on Form 10-K for fiscal year ended September 30, 1986.

     (l0.l0) Amendment Number One to Office Lease Agreement (amending agreement referred to in Exhibit l0.9), dated September 11, 1986, incorporated by reference to Annual Report on Form 10-K for fiscal year ended September 30, 1987.

     (10.11) Amendment Number Two to Office Lease Agreement (further amending agreement referred to in Exhibit 10.2), dated September 11, 1986, incorporated by reference to Annual Report on Form 10-K for fiscal year ended September 30, 1987.

     (10.12) Letter Agreement with National Price Service, dated June 9, 1988 incorporated reference to Annual Report on Form 10-K for fiscal year ended September 30, 1987.

     (10.13) 1987 Incentive Stock Option Plan, incorporated by reference to Annual Report on Form 10-K for fiscal year ended September 30, 1987.

     (10.14) Cubix Products Purchase Agreement and Limited Warranty entered into on March 24, 1989, incorporated by reference to Annual Report on Form 10-K for fiscal year ended September 30, 1987.

     (10.15) Office Lease Agreement with Inverness Drive East Business Center, dated November 13, 1990 incorporated by reference to Annual Report on Form 10-K for fiscal year ended September 30, 1990.

     (10.16) Termination of Lease Agreement with Inverness Ventures dated November 13, 1990 incorporated by reference to Annual Report on Form 10-K for fiscal year ended September 30, 1990.

     (10.17) Agreement-in-Principle by and between the Company and Systems Support Agency, Inc. incorporated by reference to Report on Form 8-K filed in the first quarter of the fiscal year ended September 30, 1992.

     (10.18) Agreement-In-Principle by and between the Company and Goodwin Market of Quality incorporated by reference to Annual Report on Form 10-K for fiscal year ended September 30, 1994.

     (10.19) Agreement by and between the Company and Goodwin Market of Quality regarding distribution rights of the ROS software application incorporated by reference to Annual Report on Form 10-K for fiscal year ended September 30, 1994.

     (10.20) Agreement by and between Microsoft Corporation wherein the Company is accepted as a Microsoft Solution Provider incorporated by reference to Annual Report on Form 10-K for fiscal year ended September 30, 1994.

     (10.21) Agreement by and between Microsoft Corporation and the Company whereby the Company is accepted into the Microsoft Office Compatible program incorporated by reference to Annual Report on Form 10-K for fiscal year ended September 30, 1994.

     (10.22) Employment Agreement Effective April 1, 1995 between the Company and A. W. Blair.

     (10.23) Employment Agreement Effective April 1, 1995 between the Company and G. J. Novreske.

     (27) Financial Data Schedule.

     (c)  Reports  on Form  8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission in Washington, D.C. during the fourth quarter of the Company's fiscal year ended September 30, 1996.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 26, 1997                       MTX INTERNATIONAL, INC.

                                                 /s/ A. W. Blair
                                                 -----------------------------
                                             By: A. W. Blair, President & CEO

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ A.W. Blair                          Date:    August 26, 1997
----------------------------------
A. W. Blair
President, CEO and Director

/s/ Gary W. Williams                    Date:    August 26, 1997
----------------------------------
Gary W. Williams
Secretary, Controller and Director

/s/ Kevin J. Cox                        Date:    August 26, 1997
---------------------------------
Kevin J. Cox
Director

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
MTX International, Inc.

We have audited the accompanying balance sheets of MTX International, Inc. as of September 30, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MTX International, Inc. as of September 30, 1996 and 1995, and the results of its operations, and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.


                                   Winter, Scheifley and Associates, P.C.
                                   Certified Public Accountants


Englewood, Colorado
February 5, 1997, except for Note 3
  which is dated April 10, 1997
                                   [GRAPHIC OMITTED]

                             MTX International, Inc.
                                 Balance Sheets
                           September 30, 1996 and 1995

                               ASSETS
                               ------                               1996             1995
                                                                    ----             ----
Current assets:
  Cash ......................................................  $   26,732       $   60,491
  Accounts receivable, trade, less allowance for
   doubtful accounts of $11,265 and $52,189 ..................     86,775           84,562
  Employee receivable ........................................      1,270            8,052
  Inventories ................................................     65,305           72,955
  Prepaid expenses ...........................................      6,985           11,490
                                                                ---------        ---------
      Total current assets ...................................    187,067          237,550

Property and equipment, at cost, net of
  accumulated depreciation of $197,508
  and $192,291 ...............................................     14,412           18,908

Other assets:
  Software acquisition and development costs, net
   of amortization of $621,995 and $561,900 ..................    174,999          149,471
  Refundable deposits ........................................      4,318            3,278
                                                                ---------        ---------
                                                               $  380,796       $  409,207
                                                                =========        =========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
  Accounts payable ..........................................  $  122,931       $   61,197
  Accrued liabilities .......................................      84,543           50,108
  Deferred revenue ..........................................      72,760           84,070
  Note payable - officer ....................................        --              4,399
                                                                ---------        ---------
      Total current liabilities .............................     280,234          199,774

Commitments (Note 4) ........................................        --              --

Stockholders' equity:
 Common stock, $.01 par value,
  40,000,000 shares authorized, 10,774,398
  and 10,674,398 shares issued and outstanding ..............     107,744          106,744
 Additional paid-in capital .................................   2,225,459        2,225,459
 Subscriptions to common stock ..............................      10,000            --
 Treasury stock, 68,160 shares ..............................     (22,493)         (22,493)
 Accumulated deficit ........................................  (2,220,148)      (2,100,277)
                                                                ---------        ---------
                                                                  100,562          209,433
                                                                ---------        ---------
                                                               $  380,796       $  409,207
                                                                =========        =========

                 See accompanying notes to financial statements.


                            Statements of Operations
                  Years ended September 30, 1996, 1995 and 1994

                                                               1996            1995            1994
                                                               ----            ----            ----
Revenues:
 Sales ..............................................   $    454,554    $    595,493    $    652,103
 Service and consulting .............................        447,726         404,945         385,580
 Miscellaneous ......................................          2,125           8,799             673
                                                           ---------      ----------     -----------
                                                             904,405       1,009,237       1,038,356
Costs and expenses:
 Cost of sales, service and consulting ..............        112,027         175,725         338,503
 Marketing ..........................................        373,445         503,129         351,475
 General and administrative .........................        430,351         371,178         263,197
 Amortization of software acquisition costs..........         60,095          47,534          39,693
 Research and development ...........................         47,201          37,136           1,455
                                                           ---------      ----------     -----------
                                                           1,023,119       1,134,702         994,323
                                                           ---------      ----------     -----------
Income (loss) from operations .......................       (118,714)       (125,465)         44,033

Other income and (expense):
 Interest income ....................................            550           1,060           1,666
 Utilization of operating loss carryforward..........           --              --             7,800
 Interest expense ...................................         (1,707)         (3,102)         (4,696)
                                                           ---------      ----------     -----------
                                                              (1,157)         (2,042)          4,770

Income (loss) before income taxes ...................       (119,871)       (127,507)         48,803
Provision for income taxes ..........................           --              --            (7,800)
                                                           ---------      ----------     -----------

  Net income (loss) .................................   $   (119,871)   $   (127,507)   $     41,003
                                                           =========      ==========     ===========


Earnings (loss) per share:
 Net income (loss) ..................................   $      (0.01)   $      (0.01)   $       0.01
                                                           =========      ==========     ===========

 Weighted average shares outstanding ................     10,682,731       9,443,148       7,919,398
                                                           =========      ==========     ===========


                 See accompanying notes to financial statements.


                             MTX International, Inc.
                            Statements of Cash Flows
                  Years ended September 30, 1996, 1995 and 1994

                                                                  1996         1995         1994
                                                                  ----         ----         ----
Cash flows from operating activities:
  Net income (loss) .......................................  $ (119,871)  $ (127,507)   $  41,003
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation ...........................................       5,216        2,849         --
   Amortization of software development costs .............      60,095       47,534       39,693
   Stock subscription for services ........................      10,000         --           --
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable ............       4,570       22,063      (14,125)
    (Increase) decrease in inventory ......................       7,650         (101)      10,312
    (Increase) decrease in prepaid expenses ...............       4,505       (3,157)      (8,333)
    (Increase) in other assets ............................      (1,040)        --          1,048
    Increase (decrease) in accounts payable ...............      61,734       (2,836)      (5,036)
    Increase (decrease) in accrued liabilities ............      34,435       15,531        8,880
    Increase (Decrease) in deferred revenue ...............     (11,310)      53,892        8,272
                                                              ---------    ---------    ---------
       Total adjustments ..................................     175,855      135,775       40,711
                                                              ---------    ---------    ---------
  Net cash provided by (used in)
   operating activities ...................................      55,984        8,268       81,714
                                                              ---------    ---------    ---------

Cash flows from investing activities:
    Purchase of equipment .................................        (721)     (21,757)        --
    Purchase and development of
     computer software ....................................     (85,623)     (61,749)     (60,039)
                                                              ---------    ---------    ---------
Net cash (used in) investing activities ...................     (86,344)     (83,506)     (60,039)
                                                              ---------    ---------    ---------

Cash flows from financing activities:
   Proceeds from sale of common stock .....................       1,000      114,750         --
   Increase in officer loans ..............................        --           --           --
   Repayment of officer loans .............................      (4,399)     (18,739)      (4,960)
                                                              ---------    ---------    ---------
  Net cash provided by (used in)
   financing activities ...................................      (3,399)      96,011       (4,960)
                                                              ---------    ---------    ---------

Increase (decrease) in cash ...............................     (33,759)      20,773       16,715
Cash and cash equivalents,
 beginning of period ......................................      60,491       39,718       23,003
                                                              ---------    ---------    ---------
Cash and cash equivalents,
 end of period ............................................   $  26,732    $  60,491    $  39,718
                                                              =========    =========    =========

Supplemental cash flow information:
   Cash paid for interest .................................   $   1,707    $   3,103    $   3,040
   Cash paid for income taxes .............................   $     --     $    --      $    --


                 See accompanying notes to financial statements.

                             MTX International, Inc.
                  Statement of Changes in Stockholders' Equity
                  Years ended September 30, 1996, 1995 and 1994

                                                                            Additional
                                               Common          Stock         Paid-in
          ACTIVITY                             Shares          Amount        Capital
                                               ------          ------       --------

Balance, September 30, 1993 ..............    7,919,398      $  79,194     $ 2,128,259

Net income for the year ..................         --             --             --
                                             ----------       --------       ---------

Balance, September 30, 1994 ..............    7,919,398         79,194       2,128,259

Common stock issued for cash .............    1,000,000         10,000          90,000

Exercise of common stock options .........    1,355,000         13,550           1,200

Issuance of subscription shares ..........      400,000          4,000           6,000

Net (loss) for the year ..................         --             --              --
                                             ----------       --------       ---------
Balance, September 30, 1995 ..............   10,674,398        106,744       2,225,459

Common stock subscriptions ...............         --             --              --

Exercise of common stock options..........      100,000          1,000            --

Net (loss) for the year ..................         --             --              --
                                             ----------       --------       ---------
Balance, September 30, 1996 ..............   10,774,398      $ 107,744     $ 2,225,459
                                             ==========       ========       =========
                                                 Stock        Treasury       Accumulated
                                             Subscriptions      Stock          Deficit        Total
                                             -------------    --------       -----------      -----
Balance, September 30, 1993 ..............    $  10,000      $ (22,493)    $ (2,013,773)    $ 181,187

Net income for the year ..................         --             --             41,003        41,003
                                             ----------       --------        ---------      --------
Balance, September 30, 1994 ..............       10,000        (22,493)      (1,972,770)      222,190

Common stock issued for cash .............         --             --               --         100,000

Exercise of common stock options..........         --             --               --          14,750

Issuance of subscription shares ..........      (10,000)          --               --            --

Net (loss) for the year ..................         --             --           (127,507)     (127,507)
                                             ----------       --------        ---------      --------
Balance, September 30, 1995 ..............         --          (22,493)      (2,100,277)      209,433

Common stock subscriptions ...............       10,000           --               --          10,000

Exercise of common stock options..........         --             --               --           1,000

Net (loss) for the year ..................         --             --           (119,871)     (119,871)
                                             ----------       --------        ---------      --------
Balance, September 30, 1996 ..............    $  10,000      $ (22,493)    $ (2,220,148)    $ 100,562
                                             ==========       ========        =========      ========

                 See accompanying notes to financial statements.

                             MTX INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        September 30, 1996, 1995 and 1994


1. Organization and significant accounting policies

Organization:

The Company was incorporated under the laws of the State of Colorado on November 2, 1976. The Company markets software and hardware micro-computer products to construction contractors and provides management and technical consulting services and, in 1994, began marketing an accounting software package that is compatible with Microsoft Windows.

Estimates:

Management of the Company uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that management uses.

Revenue recognition:

Revenue is recognized on software and hardware products upon shipment to the customer. Revenue from consulting and other services is recognized at the time the services are performed or ratably over the term of maintenance contracts.

Inventories:

Inventories (which consist principally of spare parts) are stated at lower of cost (first-in, first-out method) or market.

Depreciation:

Depreciation is provided on the straight-line method over the following estimated useful lives:

        Computer equipment                     5-7 years
        Furniture and equipment                3-7 years
        Leasehold improvements                   5 years

Software acquisition and development costs:

Costs incurred to establish the technological feasibility of a computer software product to be sold, leased or otherwise marketed are research and development costs and are charged to expense as incurred. Development costs incurred once technological feasibility has been established are capitalized.

                             MTX INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        September 30, 1996, 1995 and 1994
                                   (Continued)


1. Organization and significant accounting policies (continued)

During the fiscal years ended September 30, 1996, 1995 and 1994, the Company capitalized $85,623, $61,749 and $60,039, respectively, of costs related to purchase and enhancements of software under the criteria mentioned in the previous paragraph. These costs are being amortized on a straight-line basis over the remaining estimated economic life of the specific product, generally five years. Amortization amounted to $60,095, $47,534 and $39,693 for the years 1996, 1995 and 1994, respectively.

Income taxes:

For income tax purposes, the Company deducts software acquisition and development costs (except for purchased software) as incurred. No deferred taxes have been provided on this and other timing differences since the Company has significant net operating loss carryforwards for financial reporting purposes (see Note 6).

Earnings (loss) per share:

Earnings (loss) per share has been computed using the weighted average number of shares outstanding during each period. The shares issuable under stock options have an insignificant effect in the years presented. Earnings per share is unchanged on a fully diluted basis.

Cash:

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Financial Instruments:

The Company's short-term financial instruments consist of cash and cash equivalents, accounts receivable/payable, and accruals. The carrying value of these financial instruments approximate fair value because of their short-term maturities.

Advertising Costs:

Advertising costs are expensed as incurred. Advertising expense was $21,516, $13,396 and $15,337 for the years ended September 30, 1996, 1995, and 1994, respectively.

2. Notes payable - officer

During June 1991, at the request of a bank, a then existing loan was discounted to the Company's president. The balance at June 27, 1991 amounting to $55,010 was repaid by the officer for $30,000 in cash and a $10,000 promissory note. The

                             MTX INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        September 30, 1996, 1995 and 1994
                                   (Continued)

2. Notes payable - officer (continued)

Company recorded no gain or loss from the transaction and has continued carrying the liability at its historical amount. The debt, which accrued interest at 12% per annum, had a balance of $4,399 and $23,138 respectively as of September 30, 1995 and 1994. In addition, during 1993 this officer advanced the Company $1,175 which was added to the loan. The Company paid the officer $8,000 during the year ended September 30, 1994 of which $3,040 is attributed to interest. During 1995 the Company paid the officer $20,196 including interest of $1,457. During 1996 the remaining debt of $4,399 was repaid by the Company.

3. Stockholders' equity

During April 1995 the Company sold 1,000,000 shares of its common stock at $.10 per share to an individual hired at that time to serve as the Company's president. The price paid for the restricted shares was equivalent to the market price at that date.

Also during 1995 the Company issued 400,000 of its restricted common stock in connection with a subscription agreement entered into with an unrelated individual during November 1992. The price established at that time, when no market quote was available, was $.025 per share.

During 1996 the Company agreed to issue 80,000 shares of stock in exchange for services valued at $10,000. These shares were issued in April, 1997.

4. Commitments

The Company rents equipment under operating leases which provide for annual base rentals through September 30, 1999 of $11,394.

In August 1996 Company negotiated a thirty-six month lease on new office facilities commencing on September 1, 1996. During the same period the Company reached an agreement to terminate its prior lease agreement. The resulting lease commitment under the new agreement is as follows:

                         Years ending
                         September 30,
                         ------------
                             1997           $ 22,644
                             1998             22,644
                             1999             20,757
                                              ------
                                            $ 66,045
                                              ======

                             MTX INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        September 30, 1996, 1995 and 1994
                                   (Continued)

4. Commitments (continued)

In addition to base rent, the Company is required to pay additional office facility rent which represents its pro-rata share of operating expenses in excess of base operating expenses.

Rent expense for office facilities and equipment amounted to $51,373, $50,179 and $42,031 for the years ended September 30, 1996, 1995 and 1994, respectively.

During 1990, the Company and other defendants reached a settlement regarding a guarantee of payment under a contract with a third party. Under the agreement, the Company and the related parties, including the President and a Director of the Company, were jointly and severally liable to pay $50,000 over a six year period. The Company's share of the future payments under the agreement was $2,668 per year through 1996. The net present value of the payments amounts to $2,668 as of September 30, 1995, and was paid in full during the year ended September 30, 1996.

In April 1995 the Company entered into a three year employment contract with its chief executive officer. The contract provided for a base salary of $96,000 per year and a bonus of 6% of pre-tax profit (see Note 7).

In April 1995 the Company entered into a three year employment contract with its president. The contract provided for a base salary of $85,000 per year and a bonus of 20% of gross profits earned from new business products or services (see
Note 7).

5. Stock option plans

On February 2, 1987, the Company adopted the 1987 Stock Option Plan which provides for granting to officers, directors and employees of the Company options to acquire up to 3,000,000 shares of the Company's common stock.

The shares issuable under the 1987 plan are at a price to be determined by the stock option committee (the Committee), but not less than the fair market value of the stock on the date of grant, except that a holder of 10% or more of the Company's stock must pay 110% of the fair market value. The exercise periods of the options are determined by the Committee, not to exceed ten years; for a holder of 10% or more of the Company's common stock the exercise period cannot exceed five years.

                             MTX INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        September 30, 1996, 1995 and 1994
                                   (Continued)

5. Stock option plans (continued)

The following summarizes option transactions under the 1987 Stock Option Plan:

                                            Number    Option price
                                          of shares     per share     Aggregate
                                          ---------   ------------    ---------

 Balance, September, 30, 1993 .........   1,940,000   $.01 - $.011     20,400
   Granted ............................     890,000   $.01 - $.011      9,100
   Forfeited ..........................     220,000   $.01 - $.011      2,200
   Exercised ..........................        --          --            --
                                          ---------   ------------     ------
 Balance, September, 30, 1994 ..........  2,610,000   $.01 - $.011     27,300
   Granted ............................     270,000   $.20 - $.22      52,200
   Forfeited ..........................     256,000   $.01 - $.011      2,650
   Exercised ..........................   1,355,000   $.01 - $.011     14,759
                                          ---------   ------------     ------
 Balance, September, 30, 1995 .........   1,269,000   $.01 - $.011     62,100
   Granted ............................        --          --            --
   Forfeited ..........................      20,000          $.01         200
   Exercised ..........................     100,000          $.01       1,000
                                          ---------   ------------     ------
Balance, September, 30, 1996 ..........   1,149,000   $.01 - $.011   $ 60,900
                                          =========   ============     ======
Options exercisable at
 September 30, 1996 ...................   1,269,000
                                          =========
Options available for grant ...........     376,000
                                          =========

During July 1994 the Company granted non-qualified options to purchase 150,000 shares of common stock to two individuals as an inducement to accept employment by the Company. The options are exercisable $.20 per share (100% of market value) during the period from November 1, 1994 to December 31, 1994. No market existed for the Company's shares prior to July 1994. The options expired without exercise at December 31, 1994.

6. Income taxes

At September 30, 1996, the Company had accumulated operating loss carryforwards available for to reduce future income tax expense of approximately $2,209,000. The Company has investment tax credit and research tax credit carryforwards of approximately $9,900 and $32,200, respectively. During the year ended September 30, 1994, the Company utilized, for financial statement purposes, a net operating loss carryforward resulting in an income tax benefit of $7,800 which has been shown as other income in the accompanying financial statements.

                             MTX INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        September 30, 1996, 1995 and 1994
                                   (Continued)


6. Income taxes (continued)

The carryforwards and credits expire as follows:

                         Operating          Investment         Research
                           loss             tax credit        tax credit
                         ---------         -----------       -----------
          1997         $  110,000         $    2,200         $    4,000
          1998            774,000              7,400             12,700
          1999            830,000                300             15,500
          2000            122,000
          2001              3,000
          2002             53,000
          2003              2,000
          2004             13,000
          2005             36,000
          2006             19,000
          2010            127,000
          2011            120,000
                        ---------         ----------         ----------
                       $2,209,000         $    9,900         $   32,200
                       ==========         ==========         ==========

The Company does not anticipate the utilization of these net operating losses in the near future and has established a valuation allowance for the full amount of deferred tax asset ($751,000) estimated to arise therefrom. The reserve amount increased by approximately $33,000 during the year ended September 30, 1996.

7. Subsequent events:

The Company's employment agreement with its president (see Note 4) was modified on January 2, 1997 to also appoint the president to the position of chief executive officer and increase the base salary to $105,000. However only 50% ($52,500 per year) will be paid until such time as the Company has reported profitable quarterly operating results, or a change in control of the Company occurs. At either such time the salary will be restored to $105,000. In addition, a performance incentive of 8% of annual pre-tax operating income will be paid to this officer.

In addition, the former chief executive officer (see Note 4) resigned effective December 31, 1996, and agreed to provide consulting services to the Company at the rate of $4,100 per month from January 1, 1997 through March 31, 1998.