Form 10KSB
period 1996-12-31
MTX INTERNATIONAL INC
filed 1997-09-11
CIK 710197

FORM 10-QSB
                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
                               -------    -------
Commission file number: 0-10944

                             MTX INTERNATIONAL, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Colorado                                   84-0729290
 ------------------------------             -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification  No.)
 incorporation or organization)

   7901 E. Belleview Ave., Suite 50, Englewood, Colorado           80111
   -----------------------------------------------------          --------
         (Address of principal executive offices)                (Zip Code)

                                 (303) 770-9840
                -------------------------------------------------
               (Registrants telephone number, including area code)

               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least 90 days.

Yes [X]   No [ ]
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                               Shares Outstanding
                               Class of Securities
                            (as of December 31, 1996)
                          -----------------------------
                          Common Stock, $0.01 par value
                                   10,774,398

                 Transitional Small Business Format (Check One)
                                 Yes [ ] No [X]

                                   FORM 10-QSB

                             MTX INTERNATIONAL, INC.

                                      INDEX



                                                                            Page

Management's Discussion and Analysis or Plan of Operation                      3
Legal Proceedings                                                              4
Defaults Upon Senior Securities                                                4
Submission of Matters to a Vote of Security Holders                            4
Other Information                                                              4
Exhibits and Reports on Form 8-K                                               4
Financial Statements
       Condensed Balance Sheet (Unaudited) - December 31, 1996                 5
       Condensed Statement of Operations (Unaudited) Three Months Year
           Ended December 31, 1996 and 1995                                    7
       Condensed Statement of Changes in Cash Flows (Unaudited) for the
           Three Months Ended December 31, 1996 and 1995                       8

Notes to Condensed Financial Statements                                        9
Signatures                                                                    10

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

The information required by Item 310(b) of Regulation S-B is included hereto beginning on page 5.

Item 2. Management Discussion and Analysis or Plan of Operation

Capital and Source of Liquidity:

For the three months ended December 31, 1996, the Company experienced a net loss from operating activities of $55,310 as compared to net loss of $27,428 for the same period in 1995. Depreciation and amortization expenses remained relatively unchanged for this period. Accounts receivable increased from $86,775 at September 30, 1996 to $91,438 at December 31, 1996. Inventories increased from $65,305 at September 30, 1996 to $65,396 at December 31, 1996. An employee receivable, which reflects draws against commissions, decreased from $1,270 at September 30, 1996 to $2 at December 31, 1996. Software acquisition and development costs, net of amortization, decreased from $174,749 at September 30, 1996 to $172,450 at December 31, 1996. Prepaid expenses decreased from $6,670 at September 30, 1996 to zero at December 31, 1996. Other assets remained relatively the same for this period. For the period ended December 31, 1996, accounts payable and accrued liabilities increased from $176,939 at September 30, 1996 to $207,474 at December 31, 1996. G. J. Novreske, CEO of the Company, resigned as an employee and officer of the Company effective December 31, 1996 for personal reasons. As an agreed settlement with the company for past due compensation, Mr. Novreske loaned the Company $24,000 in December 1996. A. W. Blair, President and COO of the Company, as an agreed settlement with the company for past due compensation and other business expenses, loaned the Company $41,500 during December 1996. Other liabilities remained relatively the same during the period. Ending cash decreased from $26,732 at September 30, 1996 to $9,436 at December 31, 1996.

Results of Operations:

Total revenues decreased $55,842 or 27% for the three months ended December 31,1996 as compared with the same period in the prior year. This decrease is the result of a decline in sales of the Company's software products. Cost of sales, service and consulting increased to 27% of sales for the three months ended December 31, 1996 as compared to 22% of sales for the same prior year period. Service and consulting revenue did not change significantly for the three months ended December 31, 1996 compared with the same period in the prior year.

The total of marketing, general and administrative and all other expenses decreased $15,044 or 7% for the three months ended December 31, 1996 as compared to the same prior year period. General and administrative expenses increased $13,040 or 15% for the three months ended December 31, 1996 as compared to the same prior year period. Management is seeking ways to increase sales and decrease expenses. The Company has retained the services of a independent non-affiliated third party direct sales and marketing organization to attempt to increase the sales of the Company's software and services.

Earnings decreased to a loss of $55,310 for the three month period ended December 31, 1996 as compared to a loss of $27,428 for the same prior year period. In management's opinion, the decreased earnings are primarily a result of decreased revenue resulting from decreased software sales.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

No legal proceedings are required to be disclosed hereunder.

Item 2. Changes In Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not Applicable.

Item 6. Item 6.   Exhibits and Reports on Form 8-K

    (a) Exhibits.
        (27) Financial Data Schedule

    (b) Reports on Form 8-K

     Registrant filed no reports on Form 8-K during the quarter for which this report is filed.

                            MTX INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEET
                                   (Unaudited)


                                     ASSETS
                                                                      December 31,
                                                                          1996
                                                                      -----------
Current assets:

         Cash .................................................     $     9,436

         Accounts receivable - trade, less allowance
            for doubtful accounts of  $0 ......................          91,438

         Employee receivable ..................................               2

         Current portion of note receivable ...................             315

         Inventory ............................................          65,396

         Prepaid expenses .....................................            --
                                                                     ----------
                  Total current assets ........................         166,587

Property and equipment, at cost:

         Computer equipment ...................................          64,359

         Furniture and equipment ..............................         140,829

         Leasehold improvements ...............................             676

         Rental Equipment .....................................           6,056
                                                                     ----------
                                                                        211,920

         Less accumulated depreciation ........................         198,038
                                                                     ----------
                  Net property and equipment ..................          13,882

Other assets:

         Software acquisition and development costs, net
            of amortization of $622,245 .......................         172,450

         Refundable deposits ..................................           3,918
                                                                     ----------
                  Total other assets ..........................         176,368
                                                                     ----------
                                                                    $   356,837
                                                                     ==========

                                                                               5
                             See accompanying notes.

                            MTX INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEET
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                      December 31,
                                                                          1996
                                                                      -----------

Current liabilities:

         Notes payable shareholder - current portion ..........     $    50,485

         Accounts payable .....................................         138,976

         Accrued liabilities ..................................          37,963

         Deferred revenue .....................................          71,280
                                                                     ----------
                  Total current liabilities ...................         298,704

Long-term debt - shareholder ..................................          12,880

Stockholders' equity:

        Common stock, $.01 par value; 40,000,000 shares
            authorized, 10,774,398 shares issued and
            outstanding .......................................         107,744

         Stock subscriptions ..................................          10,000

         Additional paid-in capital ...........................       2,225,459

         Accumulated deficit ..................................      (2,275,457)
                                                                     ----------
                                                                         67,746

         Less 68,160 common shares in treasury, at cost .......          22,493
                                                                     ----------
                  Total stockholders' equity ..................          45,253
                                                                     ----------
                                                                    $   356,837
                                                                     ==========






                             See accompanying notes.

                            MTX INTERNATIONAL, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                    Three Months Ended
                                                                       December 31,
                                                                    ------------------
                                                                     1996         1995
                                                                     ----         ----
Revenues:

         Sales ...............................................   $  55,609    $ 110,994

         Service and consulting ..............................      93,879       93,698

         Other ...............................................           7          645
                                                                  --------     --------
                                                                   149,495      205,337

Costs and expenses:

         Costs of sales, service and consulting ..............      15,118       25,514

         Marketing ...........................................      73,686       98,905

         General and administrative ..........................      99,790       86,750

         Depreciation and amortization .......................      10,345       10,956

         Research and development ............................       8,248       10,502
                                                                  --------     --------
                                                                   207,187      232,627
                                                                  --------     --------
(Loss) from operations .......................................     (57,692)     (27,290)

Other income (expense):

         Rental income .......................................       2,383         --

         Interest income .....................................           8          275

         Interest expense ....................................          (9)        (413)

         Utilization of operating loss carry forward..........        --           --
                                                                  --------     --------
                                                                     2,382         (138)

Net income before income taxes ...............................     (55,310)     (27,428)

Provision for income taxes ...................................
                                                                   --------     --------
Net income ...................................................   $ (55,310)   $ (27,428)
                                                                   ========     ========
         Earnings per share: .................................   $    --      $    --
                                                                   ========     ========



                             See accompanying notes.

                            MTX INTERNATIONAL, INC.
                            STATEMENT OF CASH FLOWS


                  THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                  (Unaudited)

                                                                                                       1996                   1995
                                                                                                       ----                   ----
Cash flows from operating activities:

         Net income (loss) before extraordinary item .................................              $(55,310)              $(27,428)

         Adjustments to reconcile net income (loss) to net cash provided by operating activities:

               Depreciation and amortization .........................................                10,345                 10,956

               (Increase) decrease in accounts receivable ............................                (3,395)                16,537

               (Increase) decrease in inventory ......................................                   (91)                   463

               (Increase) decrease in prepaid expenses ...............................                 6,670                  2,434

               (Increase) decrease in refundable deposits ............................                   400                   --

               Increase (decrease) in accounts payable ...............................                16,045                 11,292

               Increase (decrease) in accrued liabilities ............................               (46,580)                10,792

               Increase (decrease) in deferred revenue ...............................                (1,480)                   (57)

               Increase (decrease) in guarantee liability ............................                  --                   (2,666)
                                                                                                    --------               --------
                  Total adjustments ..................................................               (18,086)                49,751
                                                                                                    --------               --------
         Net cash used by operating activities .......................................               (73,396)                22,323

Cash flows from investing activities:

         Purchase of property and equipment ..........................................                  --                     (459)

         Purchase and development of computer software ...............................                (7,265)               (37,416)
                                                                                                    --------               --------
         Net cash used in investing activities .......................................                (7,265)               (37,875)

Cash flows from financing activities:

         Borrowings of short-term debt ...............................................                50,485                   --

         Borrowings of long-term debt ................................................                12,880                   --

         Repayment of officer loan ...................................................                  --                   (4,399)
                                                                                                    --------               --------
         Net cash provided (used) by financing activities ............................                63,365                 (4,399)
                                                                                                    --------               --------
Net increase (decrease) in cash ......................................................               (17,296)               (19,951)

Cash at beginning of period ..........................................................                26,732                 60,491
                                                                                                    --------               --------
Cash at end of period ................................................................              $  9,436               $ 40,540
                                                                                                    ========               ========


                             See accompanying notes.

                             MTX INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly MTX International, Inc.'s financial position as of December 31 1996 and the results of operations and statement of cash flows for the three months ended December 31, 1996 and 1995.

2. Prior year costs of sales, service and consulting; and marketing expense, have been restated to be consistent with expense classifications used for prior year audited financial statements. This restatement does not affect gain or loss from operations, net income or loss, or earnings per share.

3. Earnings per share have been computed using the weighted average number of shares outstanding during each period, (10,774,398 shares at December 31, 1996 and 10,674,398 shares at December 31, 1995).

                                   SIGNATURES



                                        MTX International, Inc.
                                        -----------------------
                                        Registrant


Date  8/27/97                           By:  /s/ A. W. Blair
                                           -------------------------------------
                                            President & Chief
                                            Executive Officer


Date  8/27/97                           By:  /s/ Gary W. Williams
                                           -------------------------------------
                                            Gary W. Williams
                                            Secretary, Controller


Date  8/27/97                           By:  /s/ Kevin J. Cox
                                           -------------------------------------
                                            Kevin J. Cox
                                            Director