Form 10KSB
period 1997-03-31
MTX INTERNATIONAL INC
filed 1997-09-11
CIK 710197

FORM 10-QSB
                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                                       OR

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


                               Shares Outstanding
                               Class of Securities
                             (as of March 31, 1997)
                          -----------------------------
                          Common Stock, $0.01 par value
                                   10,774,398

                 Transitional Small Business Format (Check One)
                                 Yes [ ] No [X]

                                   FORM 10-QSB

                             MTX INTERNATIONAL, INC.

                                      INDEX



                                                                            Page

Management's Discussion and Analysis or Plan of Operation                      3

Legal Proceedings                                                              4

Defaults Upon Senior Securities                                                4

Submission of Matters to a Vote of Security Holders                            4

Other Information                                                              4

Exhibits and Reports on Form 8-K                                               4

Financial Statements
       Condensed Balance Sheet (Unaudited) - December 31, 1996                 5
       Condensed Statement of Operations (Unaudited) Three Months Year
         Ended December 31, 1996 and 1995                                      7
       Condensed Statement of Changes in Cash Flows (Unaudited) for the
         Three Months Ended December 31, 1996 and 1995                         8

Notes to Condensed Financial Statements                                        9

Signatures                                                                    10

Exhibit 10.23 Modification to Employment Agreement for A.W. Blair             11

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

The information required by Item 310(b) of Regulation S-B is included hereto beginning on page 5.

Item 2. Management Discussion and Analysis of Plan of Operation

Capital and Source of Liquidity:

For the six months ended March 31, 1997, the Company experienced a net loss from operating activities of $34,902 as compared to net loss of $29,290 for the same period in 1996. Depreciation and amortization expenses remained relatively unchanged for this period. Accounts receivable decreased from $86,775 at September 30, 1996 to $71,168 at March 31, 1997. Inventories increased from $65,305 at September 30, 1996 to $68,912 at March 31, 1997. An employee receivable, which reflects draws against commissions, decreased from $1,270 at September 30, 1996 to zero at March 31, 1997. Software acquisition and development costs, net of amortization, decreased from $174,749 at September 30, 1996 to $169,052 at March 31, 1997. Prepaid expenses decreased from $6,670 at September 30, 1996 to zero at March 31, 1997. Refundable deposits decreased from $4,318 at September 30, 1996 to $3,983 at March 31, 1997. Other assets remained relatively the same for this period. For the period ended March 31, 1997, accounts payable and accrued liabilities decreased from $207,474 at September 30, 1996 to $180,402 at March 31, 1997. The notes payable totaling $83,333 are to shareholders and are classified as current for the demand notes and the amount due in the next 12 months, or long term for the amount due after 12 months. A substantial portion of the notes payable are for loans made to the Company by its President and CEO. Other liabilities remained relatively the same during the period. Ending cash decreased from $26,732 at September 30, 1996 to $15,324 at March 31, 1997.

Results of Operations:

Total revenues decreased $60,838 or 29% and $103,365 or 25% for the three and six months ended March 31, 1997 as compared with the same prior year periods. Service and consulting revenue decreased from $106,385 for the three months ended March 31, 1996 to $73,426 for the three months ended March 31, 1997. For the six months ended March 31, 1997 there was a decline of $ 32,777 from the same prior year period. This decrease is the result of reduced software sales.

Cost of sales, service and consulting decreased to 9% and 10% of revenue for the three and six months ended March 31, 1997 as compared to 10% and 11% of revenue for the same prior year periods. Marketing expenses for the three months ended March 31, 1997 increased to 50% from 49% for the same prior year period while they decreased from 50% for the six months ended March 31, 1996 to 49% for the six months ended March 31, 1997. General and administrative expenses increased to 53% for the three months ended March 31, 1997 from 51% for the same prior year period and to 60% for the six months ended March 31, 1997 from 46% for the same prior year period.

The total of marketing, general and administrative and all other expenses decreased $66,515 or 28% and $81,558 or 18% for the three and six months ended March 31, 1997 as compared to the same prior year periods. This decrease is the result of management efforts to reduce expenses.

Earnings increased to a loss of $38,519 and decreased to a loss of $93,829 for the three and six months ended March 31, 1997 as compared to a loss of $60,881 and $88,309 for the same prior year periods. The reduced loss for the three month period reflects current efforts by management to improve the profitability of the Company, despite a continuing decline in revenue. The Company has replaced an employee who had previously served as the Company's sales manager and recruited a new Controller. Direct sales personnel have been retained by the Company as non-affiliated independent contractors who are paid on a commission basis only. Management has taken steps to increase sales while controlling costs. Work continues on a new product called MTX Enterprise Accounting. The Company plans to release this new product during the next fiscal quarter ending June 30, 1997.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

No legal proceedings are required to be disclosed hereunder.

Item 2. Changes In Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Effective January 2, 1997, the Board of Directors of the Company appointed A. W. Blair Chief Executive Officer, replacing Gerald J. Novreske, who as previously reported, had resigned as an officer of the Company effective December 31, 1996. Mr. Dale R Hunzelman resigned from the Board of Directors effective January 23, 1997. Mr. Gerald J. Novreske resigned from the Board of Directors effective March 31, 1996. Both Mr. Novreske and Mr. Hunzelman advised the Company that their resignations were for personal reasons, and both expressed best wishes to management for the future success of the Company.

Mr. Blair's employment agreement was modified on January 2, 1997 to increase his annual base salary to $105,000. However, only 50% ($52,500 per year) will be paid until such time as the Company has reported profitable quarterly operating results, or a change in control of the Company occurs. At either such time the salary will be restored to $105,000 per year. In addition, a performance incentive of 8% of annual pre-tax operating income will be paid to Mr. Blair in lieu of a previously defined 20% consulting commission as provided under the original terms of his employment agreement. The net effect of this modification to Mr. Blair's compensation is to reduce his total compensation thereby further reducing the Company's annual operating expense.

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibit 10.23 Modification to Employment Agreement for A.W. Blair
        Exhibit 27 Financial Data Schedule
    (b) Reports on Form 8-K

     Registrant filed no reports on Form 8-K during the quarter for which this report is filed.

                             MTX INTERNATIONAL, INC.
                             CONDENSED BALANCE SHEET
                                   (Unaudited)
                                     ASSETS
                                                                                March 31,
                                                                                  1997
                                                                                --------
Current assets:

         Cash ............................................................   $    15,324

         Accounts receivable - trade, less allowance
            for doubtful accounts of $132 at 3/31/97 .....................        71,168

         Employee receivable .............................................          --

         Current portion of note receivable ..............................           240

         Inventory .......................................................        68,912

         Prepaid expenses ................................................          --
                                                                               ---------
                  Total current assets ...................................       155,644

Property and equipment, at cost:

         Computer equipment ..............................................        64,359

         Furniture and equipment .........................................       140,829

         Leasehold improvements ..........................................           676

         Rental equipment ................................................         6,056
                                                                               ---------
                                                                                 211,920
         Less accumulated depreciation ...................................       198,818
                                                                               ---------
                  Net property and equipment .............................        13,102

Other assets:

         Software acquisition and development costs, net
            of amortization of $614,293 at 3/31/97 .......................       169,052

         Refundable deposits .............................................         3,983
                                                                               ---------
                  Total other assets .....................................       173,035
                                                                               ---------
                                                                             $   341,781
                                                                               =========


                            See accompanying notes.




                             MTX INTERNATIONAL, INC.
                             CONDENSED BALANCE SHEET
                                   (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                March 31,
                                                                                  1997
                                                                                --------

Current liabilities:

         Notes payable shareholder - current portion .....................   $    80,203

         Accounts payable ................................................       145,822

         Accrued liabilities .............................................        34,580

         Deferred revenue ................................................        71,312
                                                                               ---------
                  Total current liabilities ..............................       331,917

Long term debt - shareholder .............................................         3,130

Stockholders' equity:

         Common stock, $.01 par value; 40,000,000 shares
            authorized, 10,774,398 shares issued and
            outstanding ..................................................       107,744

         Stock subscriptions .............................................        10,000
                                                                               ---------
         Additional paid-in capital ......................................     2,225,459

         Accumulated deficit .............................................    (2,313,976)
                                                                               ---------
                                                                                  29,227
         Less 68,160 common shares in treasury, at cost ..................        22,493
                                                                               ---------
                  Total stockholders' equity .............................         6,734

                                                                             $   341,781
                                                                               =========

                             See accompanying notes.

                             MTX INTERNATIONAL, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                   Three Months Ended       Six Months Ended
                                                       March 31,                 March 31,
                                                  -------------------      --------------------
                                                   1997         1996         1997         1996
                                                   ----         ----         ----         ----
Revenues:

         Sales .............................   $  71,074    $  85,830    $ 126,683    $ 196,824

         Service and consulting ............      73,426      106,385      167,306      200,083

         Other .............................        --            109            7          754
                                                --------     --------    ---------    ---------
                                                 144,500      192,324      293,996      397,661

Costs and expenses:

         Costs of sales, service
           and consulting ..................      13,272       19,996       28,390       45,510

         Marketing .........................      72,744      103,840      146,431      202,745

         General and administrative ........      76,885       98,949      176,675      185,699

         Depreciation and amortization .....      10,698       12,624       21,043       23,580

         Research and development ..........       5,802       17,231       14,050       27,733
                                                --------     --------    ---------    ---------
                                                 179,401      252,640      386,589      485,267
                                                --------     --------    ---------    ---------
(Loss) from operations .....................     (34,901)     (60,316)     (92,593)     (87,606)

Other income (expense):

         Rental income .....................        --           --          2,383         --

         Interest income ...................        --            137            8          412

         Interest expense ..................      (3,618)        (702)      (3,627)      (1,115)

         Utilization of operating loss carry
         forward ...........................        --           --           --           --
                                                --------     --------    ---------    ---------
                                                  (3,618)        (565)      (1,236)        (703)

Net income before income taxes .............     (38,519)     (60,881)     (93,829)     (88,309)

Provision for income taxes .................        --           --           --           --
                                                --------     --------    ---------    ---------
Net income .................................   $ (38,519)   $ (60,881)   $ (93,829)   $ (88,309)
                                                --------     --------    ---------    ---------
         Earnings per share: ...............   $    --      $    --      $    --      $    --
                                                ========     ========    =========    =========


                             See accompanying notes.

                            MTX INTERNATIONAL, INC.
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)
                    SIX MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                          1997         1996
                                                                          ----         ----
Cash flows from operating activities:

         Net income (loss) before extraordinary item ..............   $ (93,829)   $ (88,309)

         Adjustments to reconcile net income  (loss)
           to net cash provided by operating activities:
               Depreciation and amortization ......................      21,043       23,580

               (Increase) decrease in accounts receivable .........      16,877       35,882

               (Increase) decrease in inventory ...................      (3,607)        (481)

               (Increase) decrease in note receivable .............          75         --

               (Increase) decrease in prepaid expenses ............       6,670        7,806

               (Increase) decrease in refundable deposits .........         335         --

               Increase (decrease) in accounts payable ............      22,891       47,825

               Increase (decrease) in accrued liabilities .........     (49,963)       1,683

               Increase (decrease) in deferred revenue ............      (1,448)      25,092

               Increase (decrease) in guarantee liability .........        --         (2,667)
                                                                      ---------   ----------
                  Total adjustments ...............................      12,873      138,720
                                                                      ---------   ----------
         Net cash (used) provided by operating activities .........     (80,956)      50,411

Cash flows from investing activities:

         Purchases of property and equipment ......................        --           (460)

         Purchase and development of computer software ............     (13,785)     (62,534)
                                                                      ---------   ----------
         Net cash used in investing activities ....................     (13,785)     (62,994)

Cash flows from financing activities:

         Borrowings from shareholder - current portion ............      80,203         --

         Borrowings from shareholder - long term portion ..........       3,130         --

         Common stock subscribed ..................................        --          1,000

         Repayment of officer loan ................................        --         (4,399)
                                                                      ---------   ----------
         Net cash provided by financing activities ................      83,333       (3,399)

Net increase (decrease) in cash ...................................     (11,408)     (15,982)

Cash at beginning of period .......................................      26,732       60,492
                                                                      ---------   ----------
Cash at end of period .............................................   $  15,324    $  44,510
                                                                      =========   ==========

                             See accompanying notes.

                             MTX INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly MTX International, Inc.'s financial position as of March 31, 1997 and the results of operations and statement of cash flows for the three months and six months ended March 31, 1997 and 1996.

2. Prior year costs of sales, service and consulting, and marketing expense, have been restated to be consistent with expense classifications used for prior year audited financial statements. This restatement does not affect gain or loss from operations, net income or loss, or earnings per share.

3. Earnings per share have been computed using the weighted average number of shares outstanding during each period (10,774,398 shares).

                                   SIGNATURES



                                        MTX International, Inc.
                                        -----------------------
                                        Registrant


Date  8/28/97                           By:  /s/ A. W. Blair
                                           -------------------------------------
                                            President & Chief
                                            Executive Officer


Date  8/28/97                           By:  /s/ Gary W. Williams
                                           -------------------------------------
                                            Gary W. Williams
                                            Secretary


Date  8/28/97                           By:  /s/ Kevin J. Cox
                                           -------------------------------------
                                            Kevin J. Cox
                                            Director