Form 10KSB
period 1997-06-30
MTX INTERNATIONAL INC
filed 1997-09-11
CIK 710197

FORM 10-QSB
                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                                       OR

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


                               Shares Outstanding
                               Class of Securities
                              (as of June 30, 1997)
                          -----------------------------
                          Common Stock, $0.01 par value
                                   10,854,398

                 Transitional Small Business Format (Check One)
                                 Yes [ ] No [X]

                                   FORM 10-QSB

                             MTX INTERNATIONAL, INC.

                                      INDEX



                                                                            Page
                                                                            ----

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

Item 2. Management Discussion and Analysis of Plan of Operation

Capital and Source of Liquidity:

For the nine months ended June 30, 1997, the Corporation experienced a net loss from operations of $140,857 as compared to loss of $42,860 for the same period in 1996. Depreciation and amortization expenses remained relatively unchanged for this period. Accounts receivable decreased from $86,775 at September 30, 1996 to $77,683 at June 30, 1997. Inventories increased from $65,305 at September 30, 1996 to $67,022 at June 30, 1997. An employee receivable, which reflects draws against commissions, decreased from $1,270 at September 30, 1996 to zero at June 30, 1997. Software acquisition and development costs, net of amortization, decreased from $174,749 at September 30, 1996 to $169,870 at June 30, 1997. Prepaid expenses decreased from $6,670 at September 30, 1996 to zero at June 30, 1997. Other assets remained relatively the same for this period. Accounts payable and accrued liabilities decreased from $207,474 at December 31, 1996 to $199,434 at June 30, 1997. The notes payable totaling $113,678 are to shareholders and are classified as current since all are due within the next 12 months. A substantial portion of the notes payable are for loans made to the Company by its President and CEO. Ending cash decreased from $26,732 at September 30, 1996 to $22,157 at June 30, 1997.

Results of Operations:

Total revenues decreased $198,611 or 61% and $302,276 or 42% for the three and nine months ended June 30, 1997 as compared with the same period in the prior year. Service and consulting revenue decreased from $141,860 for the three months and from $238,180 for the nine months ended June 30, 1997 to $70,874 for the three months and $341,943 for the nine months ended June 30, 1996. As a result of continued declines in sales, management terminated the use of a third party commissioned sales organization as their performance proved to be unsatisfactory. Management is recruiting senior sales management experienced in the sales and marketing of accounting software systems.

Cost of sales, service and consulting decreased to 12% from 17% of sales and service & consulting revenue for the three months ended June 30, 1997 and decreased to 10% from 13% for the nine months ended June 30, 1997. Marketing expenses increased to 53% of total revenue from 28% of total revenue for the three months ended June 30 of each year and to 50% from 40% for the nine months ended of each year. Management has initiated new advertising efforts and an overhaul of the Company's Internet website to attempt to increase new sales.

General and administrative expenses increased to 63% from 32% of total revenues for the three months ended June 30 of each year and to 61% from 40% for the nine months ended June 30 of each year. This increase is due to the decline in sales.

Earnings decreased to a loss of $43,248 for the three month period ended June 30, 1997 as compared to net income of $44,613 and to a loss of $137,077 for the nine months ended June 30, 1997 as compared to a loss of $43,696 for the comparable prior year periods. The decline in earnings continues to be caused by a decline in sales of software and related services. Management is continuing to focus efforts on increasing sales while controlling expenses.

The Company's new MTX Enterprise Accounting system was completed May 27, 1997, at which time Microsoft advised the company that their new product was approved for Microsoft BackOffice logo certification. The new product uses Microsoft Access 97 and Microsoft SQL Server 6.5, and is fully integrated with Microsoft Office 97. Management believes this new product will generate new sales.


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

No legal proceedings are required to be disclosed hereunder.

Item 2. Changes In Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits - None.
        (27) Financial Data Schedule

     (b) Reports on Form 8-K

     Registrant filed a Form 8-K on April 15, 1997 appointing a new Board of Directors.

                             MTX INTERNATIONAL, INC.
                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS

                                                                                  June 30,
                                                                                    1997
                                                                                  --------
Current assets:

         Cash ..............................................................   $    22,157

         Accounts receivable - trade, less allowance
            for doubtful accounts of $1,104 at 6/30/97 .....................        77,683

         Employee receivable ...............................................          --

         Current portion of note receivable ................................           265

         Inventory .........................................................        67,022

         Prepaid expenses ..................................................          --
                                                                                  --------
                  Total current assets .....................................       167,127

Property and equipment, at cost:

         Computer equipment ................................................        64,359

         Furniture and equipment ...........................................       140,829

         Leasehold improvements ............................................           676

         Rental equipment ..................................................         6,056
                                                                                  --------
                                                                                   211,920

         Less accumulated depreciation .....................................       199,598
                                                                                  --------
                  Net property and equipment ...............................        12,322

Other assets:

         Software acquisition and development costs, net
            of amortization of $651,995 at 6/30/97 .........................       169,870

         Refundable deposits ...............................................         4,268
                                                                                  --------
                  Total other assets .......................................       174,138
                                                                                  --------
                                                                               $   353,587
                                                                                  ========


                             See accompanying notes.


                             MTX INTERNATIONAL, INC.
                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  June 30,
                                                                                    1997
                                                                                  --------


Current liabilities:

         Notes payable shareholders ........................................   $   113,678

         Accounts payable ..................................................       161,902

         Accrued liabilities ...............................................        37,532

         Deferred revenue ..................................................        76,989
                                                                                 ---------
                  Total current liabilities ................................       390,101

Stockholders' equity:

         Common stock, $.01 par value; 40,000,000 shares
            authorized, 10,854,398 shares issued and
            outstanding ....................................................       117,744

         Stock subscriptions ...............................................          --

         Additional paid-in capital ........................................     2,225,459

         Accumulated deficit ...............................................    (2,357,224)
                                                                                 ---------
                                                                                   (14,021)
         Less 68,160 common shares in treasury, at cost ....................        22,493
                                                                                 ---------
                  Total stockholders' equity ...............................       (36,514)
                                                                                 ---------
                                                                               $   353,587
                                                                                 =========

                             See accompanying notes.

                            MTX INTERNATIONAL, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                         Three Months Ended                   Nine Months Ended
                                                                              June 30,                             June 30,
                                                                      ------------------------            -------------------------
                                                                        1997             1996               1997              1996
                                                                        ----             ----               ----              ----
Revenues:

         Sales .............................................        $  50,953         $ 179,298         $ 177,636         $ 376,122

         Service and consulting ............................           70,874           141,860           238,180           341,943

         Other .............................................            1,083               363             1,090             1,117
                                                                    ---------         ---------         ---------         ---------
                                                                      122,910           321,521           416,906           719,182

Costs and expenses:

         Costs of sales, service
           and consulting ..................................           15,280            54,797            43,670           100,307

         Marketing .........................................           66,006            90,827           212,437           293,572

         General and administrative ........................           78,194           105,681           254,865           291,380

         Depreciation and amortization .....................           11,045            13,490            32,088            37,070

         Research and development ..........................              653            11,980            14,703            39,713
                                                                    ---------         ---------         ---------         ---------
                                                                      171,178           276,775           557,763           762,042
                                                                    ---------         ---------         ---------         ---------
Income (loss) from operations ..............................          (48,268)           44,746          (140,857)          (42,860)

Other income (expense):

         Rental income .....................................            8,256              --              10,639              --

         Interest income ...................................               16                92                20               504

         Interest expense ..................................           (3,252)             (225)           (6,879)           (1,340)

         Utilization of operating loss carry
         forward ...........................................             --               8,900              --               8,900
                                                                    ---------         ---------         ---------         ---------
                                                                        5,020             8,767             3,780             8,064

Net income (loss) before income taxes ......................          (43,248)           53,513          (137,077)          (34,796)

Provision for income taxes .................................             --              (8,900)             --              (8,900)
                                                                    ---------         ---------         ---------         ---------
Net income (loss) ..........................................        $ (43,248)        $  44,613         $(137,077)        $ (43,696)
                                                                    =========         =========         =========         =========
         Earnings per share: ...............................        $    --           $    --           $    --           $    --
                                                                    =========         =========         =========         ---------


                             See accompanying notes.

                            MTX INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS
                                  (Unaudited)
                    NINE MONTHS ENDED JUNE 30, 1997 AND 1996

                                                                                                       1997                   1996
                                                                                                       ----                   ----
Cash flows from operating activities:
         Net income (loss) before extraordinary item .................................             $(137,077)             $ (43,696)
         Adjustments to reconcile net income (loss)
           to net cash provided by operating activities:
               Depreciation and amortization .........................................                32,088                 37,071
               (Increase) decrease in accounts receivable ............................                10,362                (41,146)
               (Increase) decrease in inventory ......................................                (1,717)                 2,182
               (Increase) decrease in note receivable ................................                    50                   --
               (Increase) decrease in prepaid expenses ...............................                 6,670                   (955)
               (Increase) decrease in refundable deposits ............................                    50                   --
               Increase (decrease) in accounts payable ...............................                38,971                 62,783
               Increase (decrease) in accrued liabilities ............................               (47,011)                22,913
               Increase (decrease) in deferred revenue ...............................                 4,229                  8,316
                                                                                                   ---------               --------
               Increase (decrease) in guarantee liability ............................                  --                   (2,667)
                                                                                                   ---------               --------
                  Total adjustments ..................................................                43,692                 88,497

         Net cash (used) provided by operating activities ............................               (93,385)                44,801

Cash flows from investing activities:

         Purchases of property and equipment .........................................                  --                     (460)

         Purchase and development of computer software ...............................               (24,868)               (76,177)
                                                                                                   ---------               --------
         Net cash used in investing activities .......................................               (24,868)               (76,637)

Cash flows from financing activities:

         Borrowings from shareholder .................................................               113,678                   --

         Common stock subscribed .....................................................                  --                    1,500

         Repayment of officer loan ...................................................                  --                   (4,399)
                                                                                                   ---------               --------
         Net cash provided by financing activities ...................................               113,678                 (2,899)
                                                                                                   ---------               --------
Net increase (decrease) in cash ......................................................                (4,575)               (34,735)

Cash at beginning of period ..........................................................                26,732                 60,492
                                                                                                   ---------               --------
Cash at end of period ................................................................             $  22,157              $  25,757
                                                                                                   =========               ========



                             See accompanying notes.

                             MTX INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly MTX International, Inc.'s financial position as of March 30, 1997 and the results of operations and statement of cash flows for the three months and nine months ended June 30, 1997 and 1996.

2. Prior period costs and expenses have been restated to properly reflect the amounts and to be consistent with the audited year end financial statement. The restatement does not effect loss from operations or the net loss.

3. Earnings per share have been computed using the weighted average number of shares outstanding during each period.

                                   SIGNATURES



                                        MTX International, Inc.
                                        -----------------------
                                        Registrant


Date  8/29/97                           By:  /s/ A. W. Blair
                                           -------------------------------------
                                            President & Chief
                                            Executive Officer


Date  8/29/97                           By:  /s/ Gary W. Williams
                                           -------------------------------------
                                            Gary W. Williams
                                            Secretary, Controller


Date  8/29/97                           By:  /s/ Kevin J. Cox
                                           -------------------------------------
                                            Kevin J. Cox
                                            Director